Form 10QSB
period 1996-03-31
ADVANCED ORTHOPEDIC TECHNOLOGIES INC
filed 1996-06-04
CIK 857638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended                         (Commission File Number):
      March 31, 1996                                            0-20434


                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Nevada                                     13-3531824
         ---------------                            -------------------
         (State or other                              (IRS Employer
         jurisdiction of                            Identification No.)
         incorporation)


             151 Hempstead Turnpike, West Hempstead, New York 11552
             ------------------------------------------------------
              (Address of registrant's principal executive offices)



                                 (516) 481-9670
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X                  NO
                        -----                    -----
                Number of shares of Common Stock outstanding
                At March 31, 1996                  4,749,605

================================================================================

                               Page 1 of 16 pages

                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements.........................................  3

                a. Consolidated Balance Sheets as of March
                   31, 1996 (unaudited) and December 31,
                   1995 (audited)............................................  3

                b. Consolidated Statements of Income
                   (Unaudited) for the Three Months Ended
                   March 31, 1996 and March 31, 1995.........................  4

                c. Consolidated Statements of Cash Flows
                   (unaudited) for the Three Months Ended
                   March 31, 1996 and March 31, 1995 ........................  5

                d. Summarized Financial Information..........................  7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations...................................................  9


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings............................................ 13

        Item 2. Changes in Securities........................................ 13

        Item 3. Defaults upon Senior Securities.............................. 13

        Item 4. Submission of Matters to a Vote of Security
                 Holders..................................................... 13

        Item 5. Other Information............................................ 13

        Item 6. Exhibits and Reports on Form 8-K............................. 13

SIGNATURES................................................................... 16


                               Page 2 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,   December 31,
                                                          1996          1995
                                                       (Unaudited)    (Audited)
                                                       -----------   -----------
Current assets
   Cash and cash equivalents                           $    92,000   $   216,000
   Accounts receivable - net of allowance for
     doubtful accounts of $255,000 and $204,000,
     respectively                                        4,144,000     3,470,000
   Inventory                                             1,195,000     1,038,000
   Prepaid expenses                                        162,000       193,000
   Recoverable income taxes                                 10,000        26,000
   Deferred income taxes                                   230,000       192,000
                                                       -----------   -----------
               Total current assets                      5,833,000     5,135,000
                                                       -----------   -----------
Property and equipment - at cost                         1,469,000     1,374,000
  Less accumulated depreciation                            854,000       819,000
                                                           615,000       555,000
                                                       -----------   -----------
Other assets
   Intangibles - net of accumulated amortization
     of $466,000 and $421,000, respectively              5,697,000     5,209,000
   Deferred income taxes                                    24,000        28,000
   Miscellaneous                                           102,000       104,000
                                                       -----------   -----------
               Total other assets                        5,823,000     5,341,000
                                                       -----------   -----------
               Total                                   $12,271,000   $11,031,000
                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Note payable                                        $   275,000   $   247,000
   Current maturities of long-term debt                  1,166,000     1,065 000
   Accounts payable                                        701,000       387,000
   Accrued expenses                                      1,113,000       930,000
   Deferred compensation                                    76,000        86,000
   Income taxes payable                                    138,000        77,000
                                                       -----------   -----------
               Total current liabilities                 3,469,000     2,792,000
                                                       -----------   -----------
Deferred compensation                                        9,000         9,000
                                                       -----------   -----------
Long-term debt                                           2,901,000     2,817,000
                                                       -----------   -----------
Stockholders' equity
   Common stock                                              4,000         4,000
   Common stock warrants                                    18,000        18,000
   Additional paid-in capital                            3,382,000     3,082,000
   Retained earnings                                     2,488,000     2,309,000
                                                       -----------   -----------
               Total stockholders' equity                5,892,000     5,413,000
                                                       -----------   -----------
               Total                                   $12,271,000   $11,031,000
                                                       ===========   ===========


                               Page 3 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                        Three months ended
                                                            March 31,
                                                    -------------------------
                                                       1996           1995
                                                    ----------     ----------
Sales                                               $3,930,000     $3,337,000
Cost of sales                                        2,012,000      1,624,000
                                                    ----------     ----------
               Gross profit                          1,918,000      1,713,000

Selling, general and administrative
  expenses                                           1,515,000      1,445,000
                                                    ----------     ----------
               Operating income                        403,000        268,000
                                                    ----------     ----------
Other income (deductions)
   Interest expense                                    (88,000)       (99,000)
   Other income                                          3,000          2,000
                                                    ----------     ----------
                                                       (85,000)       (97,000)
                                                    ----------     ----------
               Income before provision for
                 income taxes                          318,000        171,000
                                                    ----------     ----------
Provision for income taxes
   Current                                             158,000         88,000
   Deferred                                            (19,000)        (8,000)
                                                    ----------     ----------
                                                       139,000         80,000
                                                    ----------     ----------
               Net income                           $  179,000     $   91,000
                                                    ==========     ==========
Earnings per common share                                 $.04           $.02
                                                          ====           ====
Shares used in earnings per
  common share computation                           4,918,061      4,452,567
                                                     =========      =========


                               Page 4 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
Cash flows from operating activities
   Net income                                            $ 179,000    $  91,000
   Items not requiring the current use of cash
      Depreciation and amortization                         83,000       83,000
      Provision for doubtful accounts                       51,000       43,000
      Deferred compensation provision                        5,000        7,000
      Deferred income taxes                                (19,000)      (8,000)
   Changes in items affecting operations
      Accounts receivable                                 (725,000)      13,000
      Inventory                                           (104,000)     (39,000)
      Prepaid expenses                                      11,000       44,000
      Recoverable income taxes                              16,000       96,000
      Miscellaneous                                         (1,000)      (1,000)
      Accounts payable                                     314,000      100,000
      Accrued expenses                                      43,000         --
      Deferred compensation paid                           (15,000)     (15,000)
      Income taxes payable                                  61,000         --
                                                         ---------    ---------
               Net cash provided (used) by operating
                 activities                               (101,000)     414,000
                                                         ---------    ---------
Cash flows from investing activities
   Payment for acquired business                           (25,000)        --
   Purchase of property and equipment                      (21,000)     (77,000)
   Contingent purchase price of acquisition                 (5,000)      (5,000)
                                                         ---------    ---------
               Net cash used by investing activities       (51,000)     (82,000)
                                                         ---------    ---------
Cash flows from financing activities
   Proceeds from long-term debt                            269,000         --
   Principal payments of long-term debt                   (269,000)    (189,000)
   Proceeds from note payable                               28,000         --
                                                         ---------    ---------
               Net cash provided (used) by financing
                 activities                                 28,000     (189,000)
                                                         ---------    ---------
               Increase (decrease) in cash and cash
                 equivalents                              (124,000)     143,000
Cash and cash equivalents - beginning                      216,000      166,000
                                                         ---------    ---------
Cash and cash equivalents - end                          $  92,000    $ 309,000
                                                         =========    =========


                               Page 5 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


Supplemental Schedule of Noncash Financing Activities

     In 1996, the Company issued 450,000 shares of common stock in connection with the acquisition of Med-Tech O & P Services, Inc. Of the shares issued, 250,000 are held in escrow. The value of the shares is $675,000 and $375,000, respectively.

     The Company's acquisition in 1996 was paid for as follows:

           Cash paid for assets                   $ 25,000
           Common stock issued                     300,000
           Liabilities assumed                     220,000
                                                  --------
                Fair value of assets acquired     $545,000
                                                  ========

     In 1995, the Company issued 4,934 shares of common stock to employees as compensation. The value of the shares was $5,000.


Supplemental Disclosure of Cash Flow Information

     Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:


                                                Three months ended
                                                     March 31,
                                               --------------------
                                                 1996        1995
                                               -------     --------
             Interest paid                     $89,000     $102,000
             Income taxes paid (refunded)       81,000       (8,000)


                               Page 6 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        SUMMARIZED FINANCIAL INFORMATION

                                 MARCH 31, 1996

(NOTE 1) -- The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Advanced Orthopedic Technologies, Inc., all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of March 31, 1996 and results of operations for the three months ended March 31, 1996 and 1995, respectively. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE 2) -- Effective January 5, 1996, the Company acquired certain assets of Med-Tech O & P Services, Inc. for a cash payment of $25,000, additional payments of approximately $220,000 payable through July 1997, 450,000 shares of the Company's common stock (valued at $675,000) and additional amounts which may be contingently payable. Of the shares issued, 250,000 shares (valued at $375,000) are held in escrow. The acquisition has been accounted for by the purchase method of accounting. The operating results of the acquisition are included in the Company's consolidated results of operations from the effective date of acquisition. The following unaudited proforma results of operations for the three months ended March 31, 1995 assumes the acquisition occurred on January 1, 1995 and gives effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition indebtedness, officer salaries as a result of new employment agreements and common shares issued.

                                                      Three months
                                                          ended
                                                     March 31, 1995
                                                     --------------
               Sales                                   $3,944,000
                                                       ==========
               Net income                              $  137,000
                                                       ==========
               Earnings per common share                     $.03
                                                             ====
               Shares used in earnings per
                 common share computation               4,902,567
                                                        =========

     The proforma financial information presented above does not purport to represent what the Company's results of operations would have been had this acquisition occurred on January 1, 1995 or to project the Company's results of operations for any future period.


                               Page 7 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        SUMMARIZED FINANCIAL INFORMATION

                                 MARCH 31, 1996

(NOTE 3) -- Inventory at March 31, 1996 is based on historical gross profit percentages. An analysis of inventory is as follows:

                                      March 31,      December 31,
                                        1996             1995
                                     ----------       ----------
                                     (Unaudited)       (Audited)

               Finished goods        $  668,000       $  572,000
               Work-in-process          168,000          138,000
               Raw materials            359,000          328,000
                                     ----------       ----------
                                     $1,195,000       $1,038,000
                                     ==========       ==========


(NOTE 4) -- CAPITAL STOCK

   Capital stock is summarized as follows:

        Preferred stock, nonvoting, $.001 par value, 14,965,000 shares authorized, none outstanding

        Common stock, voting, $.001 par value, 75,000,000 shares authorized, outstanding 4,472,938 shares in 1996 and 4,272,938 in 1995

        Class C redeemable selling warrantholder warrants, $.001 par value, outstanding 1,000,000 warrants

        Common stock purchase warrants, $.001 par value, outstanding 66,666 warrants


                               Page 8 of 16 pages

                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     AOT has grown internally and by acquisitions. During 1988 it acquired the assets of JDM Orthotics, Inc. (New York); Prosthetic and Orthotic Laboratories, Inc. (New Jersey) and Para-Med Corp. (West Virginia). The assets of Westfield Brace Company, Inc. (New Jersey) were acquired during 1991. The Company acquired the stock of Lett Orthopedic Industries, Inc. (West Virginia) as of January 1, 1992, the stock of Prosthetic and Orthotic Associates, Inc. (Virginia) as of January 1, 1993 and the stock of Orthopedic Technologies, Inc. (based in Syracuse, New York) as of July 1, 1993. During August, 1993, the Company acquired the assets of SFV Rehabilitation Specialists, Inc. (Sherman Oaks, California), Exe, Inc. (Albuquerque, New Mexico) and Parmeco, Inc. (Huntington, West Virginia). During April, 1994, the Company acquired the assets of Clayton Prosthetics & Orthotics, Inc. located in Manasquan, Manahawkin and Middletown, New Jersey. On January 5, 1996, the Company acquired the operating assets of Med-Tech O&P Services, Inc., which operated several patient care centers in the New York metropolitan area. AOT implemented such acquisitions by combinations of cash down payments and deferred payments. In certain of the acquisitions, AOT agreed to pay additional amounts of cash and/or stock to the sellers if certain financial criteria were achieved by the acquired businesses.


Results of Operations:

     The following table sets forth for the periods indicated certain items of the Company's financial statements and their respective percentage of the Company's net sales. The discussion which follows should be read in conjunction with the Company's consolidated financial statements.


                               Page 9 of 16 pages

                                                    Three Months Ended
                                                         March 31
                                                  ---------------------
                                                       (Unaudited)

                                                  1996            1995
                                                  ----            ----

       Net sales                                  100%            100%

       Cost of sales                             (51.2)          (48.7)

       Gross profit                               48.8            51.3

       Selling, general and
       administrative expenses                   (38.6)          (43.3)

       Income from operations                     10.2             8.0

       Interest expense                           (2.2)           (3.0)

       Other income                                0.1             0.1

       Income before taxes                         8.1             5.1

       Income taxes                               (3.5)           (2.4)

       Net income                                  4.6             2.7


Net Sales:

Net sales for the three months ended March 31, 1996 were $3,930,000 as compared to $3,337,000 for the same period in 1995, an increase of 18%. The sales increase was primarily due to sales added by the acquisition of Med-Tech O&P Services completed in January, 1996 and sales generated from additional managed care contracts entered into over the past year. Sales generated by the facilities in the New York metropolitan area were impacted by the severe climate experienced in the region during the quarter.


Gross Profit:

Gross profit for the three months ended March 31, 1996 was $1,918,000 as compared to $1,713,000 for the same period in 1995, an increase of 12%. The increase in gross profit was primarily due to the increase in sales volume. Gross profit as a percentage of sales was 48.8% for the three months ended March 31, 1996 as compared to 51.3% for the same period in 1995. The decrease in this percentage is attributable primarily to the sales volume in the New York metropolitan area which was impacted by climate conditions experienced during the quarter and during which the Company continued to incur practitioner salaries.


                               Page 10 of 16 pages

Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses increased to $1,515,000 for the three months ended March 31, 1996 from $1,445,000 for the same period in 1995. The increase is attributable primarily to the acquisition of Med-Tech O&P Services. Selling, General and Administrative Expenses as a percentage of sales was 38.6% for the three months ended March 31, 1996 as compared to 43.3% for the same period in 1995. The decrease in this percentage is attributable primarily to the integration of the Med-Tech acquisition into the Company's existing New York metropolitan area operation and the economies achieved by this integration.


Income from Operations:

Income from operations increased to $403,000 for the three months ended March 31, 1996 from $268,000 for the same period in 1995. Income from operations as a percentage of sales was 10.2% for the three months ended March 31, 1996 as compared to 8.0% for the same period in 1995. The increase in this percentage is attributable primarily to the acquisition of Med-Tech O&P Services and the economies achieved by its integration into the Company's existing operations.


Other Income (Deductions):

Interest expense for the three months ended March 31, 1996 was $88,000 as compared to $99,000 for the same period in 1995. Interest expense consists primarily of interest on debt incurred to finance the Company's acquisitions.


Net Income:

The Company earned $179,000 or $.04 per share for the three months ended March 31, 1996 as compared to $91,000 or $.02 per share generated in the prior year's first quarter. The increase in net income was due primarily to the Company's increased sales volume discussed above and the economies achieved through the integration of the acquisition of Med-Tech O&P Services.


Liquidity and Capital Resources:

As of March 31, 1996, the Company had $92,000 in cash and cash equivalents. The Company's consolidated working capital at March 31, 1996 was $2,364,000. As of March 31, 1996, there were no additional commitments which will affect liquidity in a material way.


                               Page 11 of 16 pages

Although the Company is actively seeking acquisition targets and discussing proposals with potential sellers, at the date of this report, the Company does not have any contracts or unexpired letters of intent for additional acquisitions. If additional acquisitions do take place, additional financing may be required.

The Company expects that cash generated from operations and from its credit lines will be adequate to provide for future operations.

No material changes in inventory levels or machinery and equipment are presently planned.


Other:

Statement No. 123 of the Financial Accounting Standards Board "Accounting for Stock Based Compensation" is effective for fiscal years beginning after December 15, 1995. The Company believes the implementation of SFAS No. 123 will not have a material effect.

Inflation has not had a significant impact on the Company's operating expenses. There is no assurance inflation will not be a significant factor in the future.

Substantial changes in the methods of delivery of health care services, in the nature and scope of health care insurance, the methods of payment of the costs of health care services and insurance, the pricing of health care services and governmental and insurance reimbursement of health care costs, as well as proposals for an overall restructuring of the health care system as well as the Medicare and Medicaid programs, continue to be the subject of major legislative and budgetary initiatives at the federal and state levels. It is not possible to predict whether such legislation will ultimately be enacted. If such legislation is enacted, it is impossible to predict the form which such legislation will take or the impact such legislation will have on the Company's operations or on the health care industry in general.


                               Page 12 of 16 pages

PART II. - OTHER INFORMATION



     Item 1. Legal Proceedings

         Reference is made to Item 3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.


     Item 2. Changes in Securities

         NONE


     Item 3. Defaults Upon Senior Securities

         NONE


     Item 4. Submission of Matters to a Vote of Security Holders

         NONE


     Item 5. Other Information

         NONE


     Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            11. Statement re Computation of Earnings Per Common Share for the
                Three Months Ended March 31, 1996 and March 31, 1995 (unaudited) Sequential Page Number 14

        (b) Reports on Form 8-K

              NONE



                               Page 13 of 16 pages

                                   EXHIBIT 11










                               Page 14 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
Net income per statement of income                     $  179,000     $   91,000
                                                       ==========     ==========
Reconciliation of weighted average number
  of shares outstanding to amount used
  in earnings per share computation:
        Weighted average number of shares
          outstanding                                   4,472,938      4,207,466
        Add-shares reserved for employee
          stock plan                                       37,084         75,234
        Add-shares assuming exercise of
          warrants and stock options                       34,615           --
        Add-shares contingently issuable
          in connection with acquisitions                 373,424        169,867
                                                       ----------     ----------
        Weighted average number of shares
          outstanding, as adjusted                      4,918,061      4,452,567
                                                       ==========     ==========
Primary earnings per common share                            $.04           $.02
                                                             ====           ====


                               Page 15 of 16 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.



                                      By: /s/ ANDREW H. MEYERS
Dated:                                    --------------------------------------
May 10, 1996                              Andrew H. Meyers, President



                                      By: /s/ JESSE Z. FINK
Dated:                                    --------------------------------------
May 10, 1996                              Jesse Z. Fink, Chief Financial Officer



                               Page 16 of 16 pages