Form 10QSB
period 1996-06-30
ADVANCED ORTHOPEDIC TECHNOLOGIES INC
filed 1996-08-02
CIK 857638

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarterly Period Ended                  (Commission File Number):
June 30, 1996                                   0-20434



                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)



      Nevada                                          13-3531824
      ------                                          ----------
      (State or other                                 (IRS Employer
      jurisdiction of                                 Identification No.)
      incorporation)


            151 Hempstead Turnpike, West Hempstead, New York  11552
            ------------------------------------------------  -----
             (Address of registrant's principal executive offices)



                                (516) 481-9670
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES   |X|                 NO   |_|

Number of shares of Common Stock outstanding
At June 30, 1996                                                     4,761,008


                             Page 1 of 16 pages

                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements........................................3

                  a.     Consolidated Balance Sheets as of June 30,
                         1996 (unaudited) and December 31, 1995
                         (audited)............................................3

                  b.     Consolidated Statements of Income (Unaudited)
                         for the Three Months Ended June 30, 1996 and
                         June 30, 1995 and for the Six Months Ended
                         June 30, 1996 and June 30, 1995......................4

                  c.     Consolidated Statements of Cash Flows
                         (unaudited) for the Six Months Ended June 30,
                         1996 and June 30, 1995 ..............................5

                  d.     Summarized Financial Information.....................7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................................9


PART II.  OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................13

      Item 2.     Changes in Securities......................................13

      Item 3.     Defaults upon Senior Securities............................13

      Item 4.     Submission of Matters to a Vote of Security
                  Holders....................................................13

      Item 5.     Other Information..........................................13

      Item 6.     Exhibits and Reports on Form 8-K...........................13

SIGNATURES...................................................................16

                             Page 2 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         June 30,   December 31,
                                                           1996          1995
                                                        (Unaudited)    (Audited)
                                                       -----------   -----------
Current assets
  Cash and cash equivalents                            $   106,000   $   216,000
  Accounts receivable - net of allowance for
    doubtful accounts of $326,000 and $204,000,
    respectively                                         4,117,000     3,470,000
  Inventory                                              1,150,000     1,038,000
  Prepaid expenses                                         166,000       193,000
  Recoverable income taxes                                    --          26,000
  Deferred income taxes                                    259,000       192,000
                                                       -----------   -----------
          Total current assets                           5,798,000     5,135,000
                                                       -----------   -----------

Property and equipment - at cost                         1,493,000     1,374,000
  Less accumulated depreciation                            889,000       819,000
                                                       -----------   -----------
                                                           604,000       555,000
                                                       -----------   -----------

Other assets
  Intangibles - net of accumulated amortization
    of $511,000 and $421,000, respectively               5,663,000     5,209,000
  Deferred income taxes                                     18,000        28,000
  Miscellaneous                                             99,000       104,000
                                                       -----------   -----------
          Total other assets                             5,780,000     5,341,000
                                                       -----------   -----------

          Total                                        $12,182,000   $11,031,000
                                                       ===========   ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Note payable                                         $   325,000   $   247,000
  Current maturities of long-term debt                   1,183,000     1,065,000
  Accounts payable                                         374,000       387,000
  Accrued expenses                                         991,000       930,000
  Deferred compensation                                     74,000        86,000
  Income taxes payable                                     214,000        77,000
                                                       -----------   -----------
          Total current liabilities                      3,161,000     2,792,000
                                                       -----------   -----------

Deferred compensation                                         --           9,000
                                                       -----------   -----------

Long-term debt                                           2,791,000     2,817,000
                                                       -----------   -----------

Stockholders' equity
  Common stock                                               4,000         4,000
  Common stock warrants                                     18,000        18,000
  Additional paid-in capital                             3,405,000     3,082,000
  Retained earnings                                      2,803,000     2,309,000
                                                       -----------   -----------
          Total stockholders' equity                     6,230,000     5,413,000
                                                       -----------   -----------

          Total                                        $12,182,000   $11,031,000
                                                       ===========   ===========



                               Page 3 of 16 pages

                    ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                          Three months ended          Six months ended
                                               June 30,                    June 30,
                                     --------------------------    --------------------------
                                         1996           1995           1996           1995
                                         ----           ----           ----           ----
Sales                                $ 4,525,000    $ 3,422,000    $ 8,455,000    $ 6,759,000

Cost of sales                          2,203,000      1,692,000      4,215,000      3,316,000
                                     -----------    -----------    -----------    -----------

       Gross profit                    2,322,000      1,730,000      4,240,000      3,443,000

Selling, general and
       administrative expenses         1,684,000      1,343,000      3,199,000      2,788,000
                                     -----------    -----------    -----------    -----------

       Operating income                  638,000        387,000      1,041,000        655,000
                                     -----------    -----------    -----------    -----------

Other income (deductions)
  Interest expense                       (85,000)       (97,000)      (173,000)      (196,000)
  Other income                             3,000          4,000          6,000          6,000
                                     -----------    -----------    -----------    -----------
                                         (82,000)       (93,000)      (167,000)      (190,000)
                                     -----------    -----------    -----------    -----------

       Income before provision for
         income taxes                    556,000        294,000        874,000        465,000
                                     -----------    -----------    -----------    -----------

Provision for income taxes
  Current                                264,000        124,000        422,000        212,000
  Deferred                               (23,000)         9,000        (42,000)         1,000
                                     -----------    -----------    -----------    -----------
                                         241,000        133,000        380,000        213,000
                                     -----------    -----------    -----------    -----------

       Net income                    $   315,000    $   161,000    $   494,000    $   252,000
                                     ===========    ===========    ===========    ===========


Earnings per common share            $       .06    $       .04    $       .10    $       .06
                                     ===========    ===========    ===========    ===========

Shares used in earnings per
  common share computation             4,931,067      4,465,089      4,931,067      4,465,089
                                     ===========    ===========    ===========    ===========




                               Page 4 of 16 pages

               ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                             Six months ended
                                                                  June 30,
                                                           ---------------------
                                                            1996          1995
                                                            ----          ----
Cash flows from operating activities
  Net income                                           $   494,000  $   252,000
  Items not requiring the current use of cash
    Depreciation and amortization                          165,000      170,000
    Provision for doubtful accounts                        140,000       87,000
    Deferred compensation provision                          9,000       14,000
    Deferred income taxes                                  (42,000)       1,000
  Changes in items affecting operations
    Accounts receivable                                   (787,000)    (148,000)
    Inventory                                              (59,000)     (47,000)
    Prepaid expenses                                         7,000       54,000
    Recoverable income taxes                                26,000      121,000
    Miscellaneous                                             --          3,000
    Accounts payable                                       (13,000)     247,000
    Accrued expenses                                        17,000     (272,000)
    Deferred compensation paid                             (30,000)     (30,000)
    Income taxes payable                                   137,000       51,000
                                                       -----------  -----------
          Net cash provided by operating activities         64,000      503,000
                                                       -----------  -----------

Cash flows from investing activities
  Payment for acquired business                            (25,000)        --
  Purchase of property and equipment                       (45,000)    (148,000)
  Contingent purchase price of acquisitions                (91,000)     (40,000)
                                                       -----------  -----------
          Net cash used by investing activities           (161,000)    (188,000)
                                                       -----------  -----------

Cash flows from financing activities
  Proceeds from long-term debt                             526,000         --
  Principal payments of long-term debt                    (617,000)    (366,000)
  Proceeds from note payable                                78,000         --
                                                       -----------  -----------
          Net cash used by financing activities            (13,000)    (366,000)
                                                       -----------  -----------

          Decrease in cash and cash equivalents           (110,000)     (51,000)

Cash and cash equivalents - beginning                      216,000      166,000
                                                       -----------  -----------

Cash and cash equivalents - end                        $   106,000  $   115,000
                                                       ===========  ===========



                               Page 5 of 16 pages

               ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995




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
                                                      ========

     In 1996, the Company issued 11,403 shares of common stock as contingent purchase price of acquisitions. The value of the shares was $23,000.

     In 1995, the Company issued 10,050 shares of common stock as contingent purchase price of acquisitions and 4,934 shares of common stock to employees as compensation.
The value of the shares was $25,000.


Supplemental Disclosure of Cash Flow Information

     Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:


                                                           Six months ended
                                                                June 30,
                                                         --------------------
                                                         1996            1995
                                                         ----            ----
         Interest paid                              $   185,000     $  210,000
         Income taxes paid                              259,000         40,000




                               Page 6 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        SUMMARIZED FINANCIAL INFORMATION

                                  JUNE 30, 1996



(NOTE 1) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Advanced Orthopedic Technologies, Inc., all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of June 30, 1996 and results of operations for the periods ended June 30, 1996 and 1995, respectively. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE 2) - Effective January 5, 1996, the Company acquired certain assets of Med-Tech O & P Services, Inc. for a cash payment of $25,000, additional payments of approximately $220,000 payable through July 1997, 450,000 shares of the Company's common stock (valued at $675,000) and additional amounts which may be contingently payable. Of the shares issued, 250,000 shares (valued at $375,000) are held in escrow. The acquisition has been accounted for by the purchase method of accounting. The operating results of the acquisition are included in the Company's consolidated results of operations from the effective date of acquisition. The following unaudited proforma results of operations for the six months ended June 30, 1995 and the three months ended June 30, 1995 assumes the acquisition occurred on January 1, 1995 and gives effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition indebtedness, officer salaries as a result of new employment agreements and common shares issued.

                                                   Three months     Six months
                                                       ended           ended
                                                   June 30, 1995   June 30, 1995
                                                   -------------   -------------
         Sales                                      $ 4,065,000     $8,009,000
                                                    ===========     ==========

         Net income                                 $   221,000     $  358,000
                                                    ===========     ==========

         Earnings per common share                  $       .05     $      .07
                                                    ===========     ==========

         Shares used in earnings
           per common share computation               4,915,089      4,915,089
                                                    ===========     ==========

     The proforma financial information presented above does not purport to represent what the Company's results of operations would have been had this acquisition occurred on January 1, 1995 or to project the Company's results of operations for any future period.



                               Page 7 of 16 pages

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        SUMMARIZED FINANCIAL INFORMATION

                                  JUNE 30, 1996



(NOTE 3) - Inventory at June 30, 1996 is based on historical gross profit percentages. An analysis of inventory is as follows:

                                                      June 30,      December 31,
                                                        1996            1995
                                                     -----------      ---------
                                                     (Unaudited)      (Audited)

         Finished goods                             $   646,000     $  572,000
         Work-in-process                                164,000        138,000
         Raw materials                                  340,000        328,000
                                                    -----------     ----------

                                                    $ 1,150,000     $1,038,000
                                                    ===========     ==========


(NOTE 4)  -  CAPITAL STOCK

  Capital stock is summarized as follows:

     Preferred stock, nonvoting, $.001 par value, 14,965,000 shares authorized, none outstanding

     Common stock, voting, $.001 par value, 75,000,000 shares authorized, outstanding 4,484,341 shares in 1996 and 4,272,938 shares in 1995

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

     Common stock purchase warrants, $.001 par value, outstanding 66,666 warrants


                               Page 8 of 16 pages

                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     AOT has grown internally and by acquisitions. During 1988 it acquired the assets of JDM Orthotics, Inc. (New York); Prosthetic and Orthotic Laboratories, Inc. (New Jersey) and Para-Med Corp. (West Virginia). The assets of Westfield Brace Company, Inc. (New Jersey) were acquired during 1991. The Company acquired the stock of Lett Orthopedic Industries, Inc. (West Virginia) as of January 1, 1992, the stock of Prosthetic and Orthotic Associates, Inc. (Virginia) as of January 1, 1993 and the stock of Orthopedic Technologies, Inc. (based in Syracuse, New York) as of July 1, 1993. During August, 1993, the Company acquired the assets of SFV Rehabilitation Specialists, Inc. (Sherman Oaks, California), Exe, Inc. (Albuquerque, New Mexico) and Parmeco, Inc. (Huntington, West Virginia). During April, 1994, the Company acquired the assets of Clayton Prosthetics & Orthotics, Inc. located in Manasquan, Manahawkin and Middletown, New Jersey. On January 5, 1996, the Company acquired the operating assets of Med-Tech O&P Services, Inc., which operated several patient care centers in the New York Metropolitan Area. AOT implemented such acquisitions by combinations of cash down payments and deferred payments. In certain of the acquisitions, AOT agreed to pay additional amounts of cash and stock to the sellers if certain financial criteria were achieved by the acquired businesses.

Results of Operations:

     The following table sets forth for the periods indicated certain items of the Company's financial statements and their respective percentage of the Company's net sales. The discussion which follows should be read in conjunction with the Company's consolidated financial statements.


                             Page 9 of 16 pages

                                        Three Months Ended      Six Months Ended
                                        ------------------      ----------------
                                             June 30,               June 30,
                                             --------               --------
                                           (Unaudited)            (Unaudited)
                                        1996        1995        1996       1995
                                        ----        ----        ----       ----
Net sales                              100.0%      100.0%      100.0%     100.0%

Cost of sales                          (48.7)      (49.4)      (49.9)     (49.1)

Gross profit                            51.3        50.6        50.1       50.9

Selling, general and
administrative expenses                (37.2)      (39.3)      (37.8)     (41.2)

Income from operations                  14.1        11.3        12.3        9.7

Interest expense                        (1.9)       (2.8)       (2.1)      (2.9)

Other income (expense)                   0.1         0.1         0.1        0.1

Income before taxes                     12.3         8.6        10.3        6.9

Income taxes                            (5.3)       (3.9)       (4.5)      (3.2)

Net income                               7.0         4.7         5.8        3.7


Net Sales:

Net sales for the three months ended June 30, 1996 were $4,525,000 as compared to $3,422,000 for the same period in 1995, an increase of 32%. For the six months ended June 30, net sales were $8,455,000 and $6,759,000 respectively in 1996 and 1995, an increase of 25%. The sales increase was primarily due to sales added by the acquisition of Med-Tech O&P Services completed in January, 1996 and sales generated from additional managed care contracts entered into over the past year.

Gross Profit:

Gross profit for the three months ended June 30, 1996 was $2,322,000 as compared to $1,730,000 for the same period in 1995, an increase of 34%. Gross profit for the six months ended June 30, 1996 was $4,240,000 as compared to $3,443,000 for the same period in 1995, an increase of 23%. The increase in year to date gross profit was due primarily to the increase in sales volume. Gross profit as a percentage of sales was 51.3% for the three months ended June 30, 1996 and 50.1% for the six months ended June 30, 1996 as compared to 50.6% and 50.9% respectively for the same periods in 1995. The increase in the percentage for the three month period is attributable primarily to the increase in sales volume and the integration of the Med-Tech acquisition into the


                             Page 10 of 16 pages

Company's existing New York metropolitan area operation and the economies achieved by this integration. The decrease in the percentage for the six month period is attributable primarily to the impact on the sales volume of the climate conditions experienced during the first quarter of 1996 during which the Company continued to incur practitioner salaries.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses increased to $1,684,000 for the three months ended June 30, 1996 from $1,343,000 for the same period in 1995, and increased to $3,199,000 for the six months ended June 30, 1996 from $2,788,000 for the same period in 1995. Selling, General and Administrative expenses decreased as a percentage of sales from 39.3% in 1995 to 37.2% in 1996 for the three months ended June 30 and decreased from 41.2% in 1995 to 37.8% in 1996 for the six months ended June 30. The decreases in these percentages are attributable primarily to the integration of the Med-Tech acquisition into the Company's existing New York metropolitan area operation and the economies achieved by this integration.

Income from Operations:

Income from operations for the three months ended June 30, 1996 increased to $638,000 as compared to $387,000 for the same period in 1995, an increase of 65%. Income from operations for the six months ended June 30, 1996 increased to $1,041,000 as compared to $655,000 for the same period in 1995, an increase of 59%. Income from operations as a percentage of sales was 14.1% for the three months ended June 30, 1996 as compared to 11.3% for the same period in 1995. For the six months ended June 30, income from operations as a percentage of sales was 12.3% in 1996 and 9.7% in 1995. The increases in these percentages are attributable primarily to the acquisition of Med-Tech O&P Services and the economies achieved by its integration into the Company's existing operations.

Other Income/Deductions::

Interest expense for the three months ended June 30, 1996 was $85,000 as compared to $97,000 for the same period in 1995 and $173,000 and $196,000 for the six months ended June 30, 1996 and 1995 respectively. Interest expense consists primarily of interest on debt incurred to finance the Company's acquisitions.

Net Income:

The Company earned $315,000 or $.06 per share for the three months ended June 30, 1996 as compared to $161,000 or $.04 per share


                             Page 11 of 16 pages
generated in the prior year's second quarter. For the six months ended June 30, 1996, the Company had net income of $494,000 or $.10 per share as compared to $252,000 or $.06 per share for the same period in 1995. The increase in net income was due primarily to the Company's increased sales volume discussed above and the economies achieved through the integration of the acquisition of Med-Tech O&P Services.

Liquidity and Capital Resources:

As of June 30, 1996, the Company had $106,000 in cash and cash equivalents. The Company's consolidated working capital at June 30, 1996 was $2,637,000. As of June 30, 1996, there were no additional commitments which will affect liquidity in a material way.

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

      NONE

      Item 5.     Other Information

      NONE

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11. Statement re Computation of Earnings Per Common Share for the Three Months and Six Months Ended June 30, 1996 and June 30, 1995 (unaudited) SEQUENTIAL PAGE NUMBER 14

            (b)   Reports on Form 8-K

                  NONE




                             Page 13 of 16 pages

                                   EXHIBIT 11















                             Page 14 of 16 pages

            ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE


                                           Three months ended            Six months ended
                                                June 30,                     June 30,
                                          -------------------           -------------------
                                          1996           1995           1996           1995
                                          ----           ----           ----           ----
Net income per statement of income   $   315,000    $   161,000    $   494,000    $   252,000
                                     ===========    ===========    ===========    ===========

Reconciliation of weighted average
  number of shares outstanding to
  amount used in earnings per
  share computation:

    Weighted average number of
      shares outstanding               4,484,341      4,217,516      4,484,341      4,217,516
    Add-shares reserved for
      employee stock plan                 37,084         75,234         37,084         75,234
    Add-shares assuming exercise
      of warrants and stock
      options                             44,444           --           44,444           --
    Add-shares contingently
      issuable in connection with
      acquisitions                       365,198        172,339        365,198        172,339
                                     -----------    -----------    -----------    -----------

    Weighted average number of
      shares outstanding, as
      adjusted                         4,931,067      4,465,089      4,931,067      4,465,089
                                     ===========    ===========    ===========    ===========

Primary earnings per common share    $       .06    $       .04    $       .10    $       .06
                                     ===========    ===========    ===========    ===========


                             Page 15 of 16 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.



                                    By: /s/ ANDREW H. MEYERS
Dated:                                  -------------------------------------
August 1, 1996                          Andrew H. Meyers, President



                                   By: /s/ JESSE Z. FINK
Dated:                                 --------------------------------------
August 1, 1996                         Jesse Z. Fink, Chief Financial Officer


                             Page 16 of 16 pages