Form 10QSB
period 1996-09-30
ADVANCED ORTHOPEDIC TECHNOLOGIES INC
filed 1996-11-06
CIK 857638

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the Quarterly Period Ended                  (Commission File Number):
  September 30, 1996                                    0-20434


                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Nevada                                          13-3531824
      ---------------                                 -------------
      (State or other                                 (IRS Employer
      jurisdiction of                                 Identification No.)
      incorporation)


             151 Hempstead Turnpike, West Hempstead, New York 11552
             ------------------------------------------------------
              (Address of registrant's principal executive offices)


                                 (516) 481-9670
                                ----------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X                 NO
                             ---                    ---

Number of shares of Common Stock outstanding
At September 30, 1996                                                4,774,233

                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements.....................................  3

                  a.   Consolidated Balance Sheets as of
                       September 30, 1996 (unaudited) and
                       December 31, 1995 (audited).........................  3

                  b.   Consolidated Statements of Income
                       (unaudited) for the Three Months Ended
                       September 30, 1996 and September 30, 1995
                       and for the Nine Months Ended September
                       30, 1996 and September 30, 1995.....................  4

                  c.   Consolidated Statements of Cash Flows
                       (unaudited) for the Nine Months Ended
                       September 30, 1996 and September 30, 1995
                       ....................................................  5

                  d.   Summarized Financial Information....................  7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...............................................  9

PART II.  OTHER INFORMATION

      Item 1.     Legal Proceedings........................................ 14

      Item 2.     Changes in Securities.................................... 14

      Item 3.     Defaults upon Senior Securities.......................... 14

      Item 4.     Submission of Matters to a Vote of Security
                  Holders.................................................. 14

      Item 5.     Other Information........................................ 14

      Item 6.     Exhibits and Reports on Form 8-K......................... 14

SIGNATURES................................................................. 15

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    September 30,   December 31,
                                                        1996           1995
                                                    -------------   ------------
                                                     (Unaudited)      (Audited)

Current assets
  Cash and cash equivalents                          $   242,000     $   216,000
  Accounts receivable - net of allowance for
    doubtful accounts of $432,000 and $204,000,
    respectively                                       4,177,000       3,470,000
  Inventory                                            1,171,000       1,038,000
  Prepaid expenses                                       142,000         193,000
  Recoverable income taxes                                13,000          26,000
  Deferred income taxes                                  285,000         192,000
                                                     -----------     -----------
          Total current assets                         6,030,000       5,135,000
                                                     -----------     -----------

Property and equipment - at cost                       1,536,000       1,374,000
  Less accumulated depreciation                          924,000         819,000
                                                     -----------     -----------
                                                         612,000         555,000

Other assets
  Intangibles - net of accumulated amortization
    of $558,000 and $421,000, respectively             5,949,000       5,209,000
  Deferred income taxes                                   13,000          28,000
  Miscellaneous                                           96,000         104,000
                                                     -----------     -----------
          Total other assets                           6,058,000       5,341,000
                                                     -----------     -----------

          Total                                      $12,700,000     $11,031,000
                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Note payable                                       $   325,000     $   247,000
  Current maturities of long-term debt                 1,229,000       1,065,000
  Accounts payable                                       347,000         387,000
  Accrued expenses                                     1,311,000         930,000
  Deferred compensation                                   38,000          86,000
  Income taxes payable                                   428,000          77,000
                                                     -----------     -----------
          Total current liabilities                    3,678,000       2,792,000
                                                     -----------     -----------

Deferred compensation                                       --             9,000
                                                     -----------     -----------

Long-term debt                                         2,395,000       2,817,000
                                                     -----------     -----------

Stockholders' equity
  Common stock                                             4,000           4,000
  Common stock warrants                                   18,000          18,000
  Additional paid-in capital                           3,441,000       3,082,000
  Retained earnings                                    3,164,000       2,309,000
                                                     -----------     -----------
          Total stockholders' equity                   6,627,000       5,413,000
                                                     -----------     -----------

          Total                                      $12,700,000     $11,031,000
                                                     ===========     ===========

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three months ended             Nine months ended
                                           September 30,                  September 30,
                                       --------------------           --------------------
                                       1996            1995           1996            1995
                                    -----------    -----------    ------------    ------------
Sales                               $ 4,668,000    $ 3,417,000    $ 13,123,000    $ 10,176,000

Cost of sales                         2,341,000      1,650,000       6,556,000       4,966,000
                                    -----------    -----------    ------------    ------------

       Gross profit                   2,327,000      1,767,000       6,567,000       5,210,000

Selling, general and
  administrative expenses             1,603,000      1,350,000       4,802,000       4,138,000
                                    -----------    -----------    ------------    ------------

       Operating income                 724,000        417,000       1,765,000       1,072,000
                                    -----------    -----------    ------------    ------------

Other income (deductions)
  Interest expense                      (94,000)       (93,000)       (267,000)       (289,000)
  Other income (deductions) - net         4,000         (1,000)         10,000           5,000
                                    -----------    -----------    ------------    ------------
                                        (90,000)       (94,000)       (257,000)       (284,000)
                                    -----------    -----------    ------------    ------------

       Income before provision
         for income taxes               634,000        323,000       1,508,000         788,000
                                    -----------    -----------    ------------    ------------

Provision for income taxes
  Current                               295,000        162,000         717,000         374,000
  Deferred                              (22,000)       (13,000)        (64,000)        (12,000)
                                    -----------    -----------    ------------    ------------
                                        273,000        149,000         653,000         362,000
                                    -----------    -----------    ------------    ------------

       Net income                   $   361,000    $   174,000    $    855,000    $    426,000
                                    ===========    ===========    ============    ============

Earnings per common share           $       .07    $       .04    $        .17    $        .10
                                    ===========    ===========    ============    ============

Shares used in earnings per
  common share computation            4,911,918      4,451,125       4,911,918       4,451,125
                                    ===========    ===========    ============    ============

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                ------------------------------------------------

                                                            Nine months ended
                                                               September 30,
                                                             ----------------
                                                             1996        1995
                                                          ---------   ---------
Cash flows from operating activities
  Net income                                              $ 855,000   $ 426,000
  Items not requiring the current use of cash
    Depreciation and amortization                           250,000     255,000
    Provision for doubtful accounts                         265,000     151,000
    Deferred compensation provision                          15,000      23,000
    Deferred income taxes                                   (64,000)    (12,000)
  Changes in items affecting operations
    Accounts receivable                                    (972,000)   (448,000)
    Inventory                                               (80,000)   (160,000)
    Prepaid expenses                                         31,000      62,000
    Recoverable income taxes                                 13,000     143,000
    Miscellaneous                                              --         3,000
    Accounts payable                                        (40,000)    384,000
    Accrued expenses                                         36,000    (209,000)
    Deferred compensation paid                              (55,000)    (45,000)
    Income taxes payable                                    351,000     125,000
                                                          ---------   ---------
          Net cash provided by operating activities         605,000     698,000
                                                          ---------   ---------

Cash flows from investing activities
  Payment for acquired business                             (25,000)       --
  Purchase of property and equipment                        (88,000)   (157,000)
  Contingent purchase price of acquisitions                (103,000)   (192,000)
                                                          ---------   ---------
          Net cash used by investing activities            (216,000)   (349,000)
                                                          ---------   ---------

Cash flows from financing activities
  Proceeds from long-term debt                              526,000        --
  Principal payments of long-term debt                     (967,000)   (539,000)
  Proceeds from note payable                                 78,000     122,000
                                                          ---------   ---------
          Net cash used by financing activities            (363,000)   (417,000)
                                                          ---------   ---------

          Net increase (decrease) in cash and
            cash equivalents                                 26,000     (68,000)

Cash and cash equivalents - beginning                       216,000     166,000
                                                          ---------   ---------

Cash and cash equivalents - end                           $ 242,000   $  98,000
                                                          =========   =========

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  ---------------------------------------------

Supplemental Schedule of Noncash Financing and Investing Activities

     In 1996, the Company issued 450,000 shares of common stock in connection with the acquisition of Med-Tech O & P Services, Inc. Of the shares issued, 125,000 are held in escrow. The value of the shares is $675,000 and $188,000, respectively.

     The Company's acquisition in 1996 was paid for as follows:

          Cash paid for assets                          $  25,000
          Common stock issued                             300,000
          Liabilities assumed                             220,000
                                                        ---------

               Fair value of assets acquired            $ 545,000
                                                        =========

     In 1996, the Company issued 11,403 shares of common stock as contingent purchase price of acquisitions and 13,225 shares of common stock to employees as compensation. The value of the shares was $40,000.

     In September 1996, the Company exercised its option to acquire 225,000 shares of its common stock for approximately $169,000.

     In 1995, the Company issued 10,050 shares of common stock as contingent purchase price of acquisitions and 28,463 shares of common stock to employees as compensation. The value of the shares was $49,000.

Supplemental Disclosure of Cash Flow Information

     Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                                                       Nine months ended
                                                         September 30,
                                                      -------------------
                                                      1996           1995
                                                      ----           ----

          Interest paid                           $   287,000    $   310,000
          Income taxes paid                           353,000        106,000

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        SUMMARIZED FINANCIAL INFORMATION

                               SEPTEMBER 30, 1996
                               ------------------


(NOTE 1) - The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. In the opinion of the management of Advanced Orthopedic Technologies, Inc., all adjustments are of a normal recurring nature and have been reflected for a fair presentation of the unaudited balance sheet as of September 30, 1996 and results of operations for the periods ended September 30, 1996 and 1995, respectively. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


(NOTE 2) - Effective January 5, 1996, the Company acquired certain assets of Med- Tech O & P Services, Inc. for a cash payment of $25,000, additional payments of approximately $220,000 payable through July 1997, 450,000 shares of the Company's common stock (valued at $675,000) and additional amounts which may be contingently payable. Of the shares issued, 125,000 shares (valued at $188,000) are held in escrow. The acquisition has been accounted for by the purchase method of accounting. The operating results of the acquisition are included in the Company's consolidated results of operations from the effective date of acquisition. The following unaudited proforma results of operations for the nine months ended September 30, 1995 and the three months ended September 30, 1995 assumes the acquisition occurred on January 1, 1995 and gives effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition indebtedness, officer salaries as a result of new employment agreements and common shares issued.

                                           Three months     Nine months
                                               ended           ended
                                           September 30,   September 30,
                                               1995            1995
                                           ------------    ------------

     Sales                                 $ 4,031,000     $12,040,000
                                           ===========     ===========

     Net income                            $   223,000     $   582,000
                                           ===========     ===========

     Earnings per common share                    $.05            $.12
                                                  ====            ====

     Shares used in earnings
      per common share computation           4,901,125       4,901,125
                                             =========       =========

     The proforma financial information presented above does not purport to represent what the Company's results of operations would have been had this acquisition occurred on January 1, 1995 or to project the Company's results of operations for any future period.

             ADVANCED ORTHOPEDIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                        SUMMARIZED FINANCIAL INFORMATION

                               SEPTEMBER 30, 1996


(NOTE 3) - Inventory at September 30, 1996 is based on historical gross profit percentages. An analysis of inventory is as follows:

                                           September 30,   December 31,
                                               1996            1995
                                           ------------    ------------
                                           (Unaudited)      (Audited)

          Finished goods                   $   656,000     $   572,000
          Work-in-process                      170,000         138,000
          Raw materials                        345,000         328,000
                                           -----------     -----------

                                           $ 1,171,000     $ 1,038,000
                                           ===========     ===========

(NOTE 4)  -  CAPITAL STOCK

  Capital stock is summarized as follows:

     Preferred stock, nonvoting, $.001 par value, 14,965,000 shares authorized, none outstanding

     Common stock, voting, $.001 par value, 75,000,000 shares authorized, outstanding 4,397,566 shares in 1996 and 4,272,938 shares in 1995

     Class C redeemable selling warrantholder warrants, $.001 par value, outstanding 1,000,000 warrants

     Common stock purchase warrants, $.001 par value, outstanding 66,666 warrants


(NOTE 5) - In September 1996, the Company exercised an option to acquire 225,000 shares of its common stock and in October 1996 exercised an option to acquire an additional 225,000 shares. The shares were previously issued in connection with an acquisition. The total cost to acquire these shares is approximately $506,000 and is expected to be financed by a credit facility from the Company's bank.


(NOTE 6) - On September 30, 1996, the Company entered into an agreement and plan of merger for the sale of the Company to Novacare Orthotics and Prosthetics, Inc. The agreement is subject to the ratification by the stockholders of the Company.

                     ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     AOT has grown internally and by acquisitions. During 1988 it acquired the assets of JDM Orthotics, Inc. (New York); Prosthetic and Orthotic Laboratories, Inc. (New Jersey) and Para- Med Corp. (West Virginia). The assets of Westfield Brace Company, Inc. (New Jersey) were acquired during 1991. The Company acquired the stock of Lett Orthopedic Industries, Inc. (West Virginia) as of January 1, 1992, the stock of Prosthetic and Orthotic Associates, Inc. (Virginia) as of January 1, 1993 and the stock of Orthopedic Technologies, Inc. (based in Syracuse, New York) as of July 1, 1993. During August, 1993, the Company acquired the assets of SFV Rehabilitation Specialists, Inc. (Sherman Oaks, California), Exe, Inc. (Albuquerque, New Mexico) and Parmeco, Inc. (Huntington, West Virginia). During April, 1994, the Company acquired the assets of Clayton Prosthetics & Orthotics, Inc. located in Manasquan, Manahawkin and Middletown, New Jersey. On January 5, 1996, the Company acquired the operating assets of Med-Tech O&P Services, Inc., which operated several patient care centers in the New York Metropolitan Area. AOT implemented such acquisitions by combinations of cash down payments and deferred payments. In certain of the acquisitions, AOT agreed to pay additional amounts of cash and stock to the sellers if certain financial criteria were achieved by the acquired businesses.

Results of Operations:

     The following table sets forth for the periods indicated certain items of the Company's financial statements and their respective percentage of the Company's net sales. The discussion which follows should be read in conjunction with the Company's consolidated financial statements.

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                        -------------          -------------
                                         (Unaudited)            (Unaudited)

                                     1996        1995        1996        1995
                                     ----        ----        ----        ----

Net sales                            100.0%      100.0%      100.0%      100.0%

Cost of sales                        (50.2)      (48.3)      (50.0)      (48.8)

Gross profit                          49.8        51.7        50.0        51.2

Selling, general and
administrative expenses              (34.3)      (39.5)      (36.6)      (40.7)

Income from operations                15.5        12.2        13.4        10.5

Interest expense                      (2.0)       (2.7)       (2.0)       (2.8)

Other income (expense)                --          --           0.1        --

Income before taxes                   13.5         9.5        11.5         7.7

Income taxes                          (5.8)       (4.4)       (5.0)       (3.5)

Net income                             7.7         5.1         6.5         4.2


Net Sales:

Net sales for the three months ended September 30, 1996 were $4,668,000 as compared to $3,417,000 for the same period in 1995, an increase of 37%. For the nine months ended September 30, net sales were $13,123,000 and $10,176,000 respectively in 1996 and 1995, an increase of 29%. The sales increase was primarily due to sales added by the acquisition of Med-Tech O&P Services completed in January, 1996 and sales generated from additional managed care contracts entered into over the past year.

Gross Profit:

Gross profit for the three months ended September 30, 1996 was $2,327,000 as compared to $1,767,000 for the same period in 1995, an increase of 32%. Gross profit for the nine months ended September 30, 1996 was $6,567,000 as compared to $5,210,000 for the same period in 1995, an increase of 26%. The increase in gross profit was due primarily to the increase in sales volume. Gross profit as a percentage of sales was 49.8% for the three months ended September 30, 1996 and 50.0% for the nine months ended September 30, 1996 as compared to 51.7% and 51.2% respectively for the same periods in 1995. The decrease in these percentages is attributable to lower reimbursement rates associated with the additional managed care business and the hiring of additional practitioners to accommodate this business. These decreases were offset in part by the integration of the Med-Tech acquisition into the Company's existing New York metropolitan area operation and the economies achieved by this integration. The percentage for the nine month period was also impacted by lower sales volume due to climate conditions experienced during the first quarter of 1996 during which the Company continued to incur practitioner salaries.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses increased to $1,603,000 for the three months ended September 30, 1996 from $1,350,000 for the same period in 1995, and increased to $4,802,000 for the nine months ended September 30, 1996 from $4,138,000 for the same period in 1995. Selling, General and Administrative expenses decreased as a percentage of sales from 39.5% in 1995 to 34.3% in 1996 for the three months ended September 30 and decreased from 40.7% in 1995 to 36.6% in 1996 for the nine months ended September 30. The decreases in these percentages are attributable primarily to the integration of the Med-Tech acquisition into the Company's existing New York metropolitan area operation and the economies achieved by this integration.

Income from Operations:

Income from operations for the three months ended September 30, 1996 increased to $724,000 as compared to $417,000 for the same period in 1995, an increase of 74%. Income from operations for the nine months ended September 30, 1996 increased to $1,765,000 as compared to $1,072,000 for the same period in 1995, an increase of 65%. Income from operations as a percentage of sales was 15.5% for the three months ended September 30, 1996 as compared to 12.2% for the same period in 1995. For the nine months ended September 30, income from operations as a percentage of sales was 13.4% in 1996 and 10.5% in 1995. The increases in these percentages are attributable primarily to the acquisition of Med-Tech O&P Services and the economies achieved by its integration into the Company's existing operations.

Other Income/Deductions::

Interest expense for the three months ended September 30, 1996 was $94,000 as compared to $93,000 for the same period in 1995 and $267,000 and $289,000 for the nine months ended September 30, 1996 and 1995 respectively. Interest expense consists primarily of interest on debt incurred to finance the Company's acquisitions.

Net Income:

The Company earned $361,000 or $.07 per share for the three months ended September 30, 1996 as compared to $174,000 or $.04 per share generated in the prior year's third quarter. For the nine months ended September 30, 1996, the Company had net income of $855,000 or $.17 per share as compared to $426,000 or $.10 per share for the same period in 1995. The increase in net income was due primarily to the Company's increased sales volume discussed above and the economies achieved through the integration of the acquisition of Med-Tech O&P Services.

Liquidity and Capital Resources:

As of September 30, 1996, the Company had $242,000 in cash and cash equivalents. The Company's consolidated working capital at September 30, 1996 was $2,352,000. During the third quarter of 1996, the Company exercised its option to acquire 225,000 shares of common stock previously issued in connection with an acquisition. Subsequent to September 30, 1996, the Company exercised another option to acquire an additional 225,000 shares of common stock. The cost to acquire these shares is approximately $506,000 and is expected to be financed by a credit facility from the Company's bank. As of September 30, 1996, there were no additional commitments which will affect liquidity in a material way.

At the date of this report, the Company does not have any contracts or letters of intent for additional acquisitions.

The Company expects that cash generated from operations and from its credit lines will be adequate to provide for future operations.

No material changes in inventory levels or machinery and equipment are presently planned.

Other:

On September 30, 1996 the Company entered into an Agreement and Plan of Merger for the merger of the Company with a wholly owned subsidiary of NovaCare, Inc. The Agreement is subject to the ratification by the stockholders of the Company.

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

      NONE

      Item 5.     Other Information

      NONE

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11. Statement re Computation of Earnings Per Common Share for the Three Months and Nine Months Ended September 30, 1996 and September 30, 1995 (unaudited) Sequential Page Number 15

            (b)   Reports on Form 8-K

                  Current Report on Form 8-K dated September 30, 1996 with respect to the Company's entering into a definitive Agreement and Plan of Merger with a wholly owned subsidiary of NovaCare, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ADVANCED ORTHOPEDIC TECHNOLOGIES, INC.


Dated:                      By: /s/ Andrew H. Meyers
November 4, 1996               --------------------------------------
                                Andrew H. Meyers, President


Dated:                      By: /s/ Jesse Z. Fink
November 4, 1996               --------------------------------------
                                Jesse Z. Fink, Chief Financial Officer